Form 10-K
period 1999-12-31
MMCA AUTO OWNER TRUST 1998-1
filed 2000-04-03
CIK 1069600

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

                                				   December 31, 1999

			                                	Contracts        	Balances
                                                						of Receivables
Delinquent Contracts:
	(i) 30-59 Days	                     	 1,330	         	$16,560,405.08
	(ii) 60-89 Days		                       352		          $4,273,170.11
	(iii) 90 Days or More	                  212	         	 $2,610,629.47




                                  					December 31, 1999

                               				% of Contracts    		% of Balance
                                				Outstanding        	Outstanding

Delinquency Rates:
	(i) 30-59 Days Delinquent	             3.62%		          3.43%
	(ii) 60-89 Days Delinquent	            0.96%          		0.88%
	(iii) 90 Days or More Delinquent       0.61%		          0.54%


The following table sets forth the net loss experience with respect to the payments due each month on the Trust's motor vehicle retail installment sale contracts, including contracts that provide for balloon payments at the end of the terms of such contracts.

                             				December 31, 1999

                           				Contracts            	Amount
Aggregate Net Losses              	1,749    		   $9,017,601.91


Item 3.		Legal Proceedings

There is nothing to report with regard to this item.


Item 4.		Submission of Matters to a Vote of Security Holders

There is nothing to report with regard to this item.


PART II

Item 5.		Market for the Registrant's Common Equity and
		Related Stockholder Matters

The holder of record of all the Notes as of December 31, 1999 was Cede & Co., the nominee of The Depository Trust Company ("DTC") in the United States. An investor holding Notes is not entitled to receive a certificate representing such Notes except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is:

				Cede & Co.
				c/o The Depository Trust Company
				Seven Hanover Square
				New York, New York 10004

The holders of record of all of the Certificates as of December 31, 1999 were MMCA Auto Receivables Inc. and Mitsubishi Motors Credit of America, Inc.


Item 6.		Selected Financial Data

Not applicable.


Item 7.		Management's Discussion and Analysis of Financial
		Condition and Results of Operations

Not applicable.


Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.


Item 8.		Financial Statements and Supplementary Data

Not applicable.


Item 9.		Changes in and Disagreements with Accountants on Accounting
		 and Financial Disclosure

There is nothing to report with regard to this item.


PART III

Item 10.	Directors and Executive Officers of the Registrant

Not applicable.


Item 11 	Executive Compensation

Not applicable.


Item 12.	Security Ownership of Certain Beneficial Owners and Management

There is nothing to report with regard to this item.


Item 13.	Certain Relationships and Related Transactions

There is nothing to report with regard to this item.


PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

	(a)	1.	Not applicable.
		2.	Not applicable.
		3.	Exhibits:
			99.1 Annual Statement as to Compliance.
			99.2 Annual Independent Public Accountant's Servicing Report.

	(b)	Reports on Form 8-K.

	The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated February 8, 1999, March 8, 1999, April 8, 1999, May 7, 1999, June 8, 1999, July 8, 1999, August 9, 1999, September
	9, 1999, October 7, 1999, November 8, 1999, December 8, 1999 and January 10, 2000.

	(c)	See (a) 3 above.

	(d)	Not applicable.



 	SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MMCA AUTO OWNER TRUST 1998-1


BY:  MMCA AUTO RECEIVABLES, INC.


Date: March 23, 2000

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




Exhibit 99.1
------------


March 23, 2000


The Bank of Tokyo-Mitsubishi, Ltd.,
New York Branch, formerly known as
Mitsubishi Bank Trust Company of New York
1251 Avenue of the Americas
New York, New York 10020
Attention: Mr. Takao Kunitomo


Wilmington Trust Company
Rodney Square North
1100 North Market Street
Wilmington, Delaware 19890-0001
Attention: Mr. W. Chris Sponenberg



          	Re: Annual Statement as to Compliance

Gentlemen:

Pursuant to Section 3.10 of that certain Sale and Servicing Agreement (the "Agreement") by and among MMCA Auto Owner Trust 1998-1, as Issuer, MMCA Auto Receivables, Inc., as Seller, and Mitsubishi Motors Credit of America, Inc., as Servicer, I hereby certify the following, as of March 26, 1999:
(1) a review of the activities of the Servicer during the period August 1, 1999 through December 31, 1999 and of its performance of its obligations under the Agreement has been made under my supervision and (2) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under the Agreement throughout such period.


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


                Independent Accountants' Report

To the Board of Directors and Shareholder
Mitsubishi Motors Credit of America, Inc.

We have examined management's assertion, included in the accompanying report tiltled Report of Management, that Mitsubishi Motors
Credit of America, Inc. (MMCA) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except for minimum servicing standards I.4, III.3, III.4, V.2, V.3, and V.4, which are inapplicable to servicing automobile loans, during the year ended December 31, 1999, included in the accompanying report titled Report of Management. Management is responsible for MMCA's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about MMCA's compliance based on our examination.

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

In our opinion, management's assertion that MMCA complied with the aforementioned requirements during the year ended December 31, 1999, is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 25, 2000